Form 10-K
period 2005-12-31
GS Auto Loan Trust 2005-1
filed 2006-03-30
CIK 1335904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 333-101904-03

                            GS AUTO LOAN TRUST 2005-1
                       (Issuer with Respect to the Notes)

                  GOLDMAN SACHS ASSET BACKED SECURITIES CORP.
             (Exact Name of Registrant as Specified in its Charter)

       State of Delaware                             51-6566862, 02-0678069
 (State or Other Jurisdiction of                          (IRS Employer
  Incorporation or Organization)                        Identification No.)

         85 Broad Street
        New York, NY                                       10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

The following securities were issued by GS Auto Loan Trust 2005-1:
        $306,000,000 Class A-1 3.8484% Asset Backed Notes
        $372,061,000 Class A-2 4.32% Asset Backed Notes
        $396,354,000 Class A-3 4.45% Asset Backed Notes
        $110,594,000 Class A-4 4.56% Asset Backed Notes
        $ 42,793,000 Class B   4.62% Asset Backed Notes
        $ 42,792,000 Class C   4.98% Asset Backed Notes
        $ 20,408,000 Class D Zero Coupon Asset Backed Notes
  (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not applicable.

Documents incorporated by reference:  None

                                     PART I

Item 1.  BUSINESS

     This Annual Report on Form 10-K (the "Report") is filed with respect to GS Auto Loan Trust 2005-1 (the "Trust"), a Delaware statutory trust formed pursuant an Amended and Restated Trust Agreement, dated as of August 19, 2005 (the "Trust Agreement"), between Goldman Sachs Asset Backed Securities Corp. (the "Depositor") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Trust issued $1,291,002,000 in aggregate principal amount of asset-backed notes, classes A-1, A-2, A-3, A-4, B, C and D (the "Notes") pursuant to an Indenture, dated as of August 19, 2005 (the "Indenture"), between the Trust and JPMorgan Bank, National Association, as indenture trustee (the "Indenture Trustee").

Item 2.  PROPERTY

     The principal assets of the Trust are a pool of motor vehicle retail installment sales contracts and loans (the "Receivables") that are secured by new and used automobiles and lightduty trucks. Selected information related to the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the year ending December 31, 2005, is set forth in Tables 1 and 2 below:

Table 1. Selected Information Related to the Receivables.

Beginning Pool Balance (receivables balance
as of August 2005 collection period)                    $ 1,316,680,348.05

Ending Pool Balance (receivables balance as of
December 2005 collection period)                        $ 1,076,859,595.31

Change in Pool Balance (from
August 2005 to December 2005 collection periods)        $   239,820,752.74

Total Principal Losses                                  $     7,550,835.30

Total Recovery and Net Liquidation Proceeds             $     2,620,613.14

Total Net Losses                                        $     4,930,222.16

Table 2. Delinquency Information Related to the Receivables

Number of Delinquent Receivables as of end
of December 2005 Collection Period
        30 - 59 days                                    518
        60 - 89 days                                    121
        90 + days                                       106

Total Delinquent Receivables                            745

Repossessions                                           82
Total Delinquencies and Repossessions                   827

Principal Balance of Delinquent Receivables as
of end of December 2005 Collection Period
        30 - 59 days                                   $ 8,796,720.01
        60 - 89 days                                   $ 2,060,891.19
        90 + days                                      $ 1,825,863.83

Total Delinquent Receivables                           $12,683,475.03

Repossessions                                          $ 1,674,569.53
Total Delinquencies and Repossessions                  $14,358,044.56

Delinquent Receivables Percentage (as a
percentage of receivable balance as of end of
December 2005 Collection Period)
        30 - 59 days                                    0.82%
        60 - 89 days                                    0.19%
        90 + days                                       0.17%

Total Delinquent Receivables                            1.18%

Repossessions                                           0.16%
Total Delinquencies and Repossessions                   1.33%

Item 3.  LEGAL PROCEEDINGS

     The Registrant is not aware of any material legal proceeding with respect to the Trust, or to the extent relating to the Trust, the Depositor, the Indenture Trustee, Goldman Sachs Mortgage Company (the "Servicer") or the Owner Trustee, which were pending at December 31, 2005 or as of the date of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No votes or consents of holders of the Notes were solicited during the 2005 fiscal year for any purpose.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

     There are 66 (sixty-six) holders of the notes issued by the Trust. There is no principal market in which the notes are traded.

Item 6.  SELECTED FINANCIAL DATA

         Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 9A. CONTROLS AND PROCEDURES

         Not applicable.

Item 9B. OTHER INFORMATION.

         None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.

Item 11. EXECUTIVE COMPENSATION

         Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not applicable.


                                    PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) Not applicable.

            (2) Not applicable.

            (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

        (b) Current Reports on Forms 8-K during the year ending
            December 31, 2005:

        Period                          Items Reported
        ------                          --------------

        September 15, 2005*      Items 8.01, 9.01, Monthly Servicer's Report**
        October 17, 2005*        Items 8.01, 9.01, Monthly Servicer's Report**
        November 15, 2005*       Items 8.01, 9.01, Monthly Servicer's Report**
        December 15, 2005*       Items 8.01, 9.01, Monthly Servicer's Report**

        *Filed March 1, 2006
        **Incorporated by reference

        (c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index.

        (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 30, 2006          GOLDMAN SACHS ASSET BACKED SECURITIES CORP.

                              By:  /s/ Daniel L. Sparks
                                   ----------------------------------------
                              Name:  Daniel L. Sparks
                              Title: President

Date: March 30, 2006          GS AUTO LOAN TRUST 2005-1

                              By:  Goldman Sachs Asset Backed
                                  Securities Corp., as Depositor

                              By:  /s/ Daniel L. Sparks
                                   ----------------------------------------
                              Name:  Daniel L. Sparks
                              Title: President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                               INDEX TO EXHIBITS

Exhibit No.     Document Description
-------------   --------------------

Exhibit 31.1 Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Depositor)

Exhibit 99.1 Annual Servicer's Statement as to Compliance for the year ended December 31, 2005 (Goldman Sachs Mortgage Company)

Exhibit 99.2 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2005
                (Goldman Sachs Mortgage Company)

Exhibit 99.3 Annual Servicer's Statement as to Compliance for the year ended December 31, 2005 (The Huntington National Bank)

Exhibit 99.4 Report of Independent Registered Public Accounting Firm in Respect of Servicing for the year ended December 31, 2005 (The Huntington National Bank)

Exhibit 99.5 Annual Servicer's Statement as to Compliance for the year ended December 31, 2005 (Ford Motor Credit Company)

Exhibit 99.6 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2005 (Ford Motor Credit Company)

Exhibit 99.7 Annual Servicer's Statement as to Compliance for the year ended December 31, 2005 (Systems & Services Technologies, Inc.)

Exhibit 99.8 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2005 (Systems & Services Technologies, Inc.)

Exhibit 99.9 Annual Aggregate Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including September 2005 through December 2005.

                                  EXHIBIT 31.1
                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

                                   (Depositor)

                                 March 30, 2006

     I, Daniel L. Sparks, President of Goldman Sachs Asset Backed Securities Corp., as Depositor, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of GS Auto Loan Trust 2005-1;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar agreement, for inclusion in the Reports is included in these Reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in those Reports, the servicer has fulfilled its obligations under that agreement; and

     5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, National Association, as Indenture Trustee, Goldman Sachs Mortgage Company, as Servicer, The Huntington National Bank, as a Receivables Servicer, Ford Motor Credit Company, as a Receivables Servicer and Systems and Services Technologies, Inc., as a Receivables Servicer.

     IN WITNESS WHEREOF, the undersigned has executed this certificate as of the day and year first above written.


                                    By:    /s/ Daniel L. Sparks
                                           -------------------------
                                    Name:  Daniel L. Sparks
                                    Title: President

                                  EXHIBIT 99.1
                   Annual Servicer's Statement of Compliance
                        (Goldman Sachs Mortgage Company)
                               -----------------
                        ANNUAL STATEMENT AS TO COMPLIANCE
                            GS AUTO LOAN TRUST 2005-1

                                 March 30, 2006

     I, Daniel L. Sparks, Vice President of Goldman Sachs Real Estate Funding Corp., the general partner of Goldman Sachs Mortgage Company, as Servicer (the "Servicer"), certify that:

    (i) a review of the activities of the Servicer during the period from August 19, 2005 to and including December 31, 2005, and of its performance under the Sale and Servicing Agreement, dated as of August 19, 2005 (the "Sale and Servicing Agreement"), by and among GS Auto Loan Trust 2005-1, Goldman Sachs Asset Backed Securities Corp., JPMorgan Chase Bank, National Association and the Servicer, has been made under my supervision; and

    (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Sale and Servicing Agreement throughout such period.

     IN WITNESS WHEREOF, the undersigned has executed this certificate as of the day and year first above written.



                                    By:     /s/ Daniel L. Sparks
                                            ------------------------
                                    Name:   Daniel L. Sparks
                                    Title:  Vice President

                                  EXHIBIT 99.2
         Annual Independent Accountant's Report in Respect of Servicing
                      for the year ended December 31, 2005
                        (Goldman Sachs Mortgage Company)
                                ----------------



                        Report of Independent Accountants

To Goldman Sachs Mortgage Company


We have examined management's assertion about Goldman Sachs Mortgage Company's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS ("USAP") to the extent such procedures are applicable as of and for the year ended December 31, 2005, included in the accompanying Management's Assertion on Compliance with Goldman Sachs Auto Loan Trust 2005-1 Minimum Servicing Standards, dated March 30, 2006. All servicing functions are performed by various other subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination. We did not examine the subservicers' compliance with the minimum servicing standards that they are responsible for as described in Appendix I to Management's Assertion on Compliance with Goldman Sachs Auto Loan Trust 2005-1 Minimum Servicing Standards. The subservicers' compliance with those minimum servicing standards was examined by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the subservicers' compliance, is based solely on the report of such other accountants.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
------------------------------
March 29, 2006

                    Management's Assertion On Compliance With
                      Goldman Sachs Auto Loan Trust 2005-1
                           Minimum Servicing Standards


March 30, 2006

As of and for the year ended December 31, 2005, Goldman Sachs Mortgage Company (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards, as set forth in Appendix I, for servicing the securities in the Goldman Sachs Auto Loan Trust 2005-1.


By: /s/ Daniel L. Sparks
    -----------------------------------
Name: Daniel L. Sparks
Title: Vice President
Company: Goldman Sachs Mortgage Company

                                   APPENDIX I

                      Goldman Sachs Auto Loan Trust 2005-1
                           Minimum Servicing Standards
                     intended for use in connection with the
                       Annual Accountant's Report ("AAR")


Below are Goldman Sachs Mortgage Company's minimum servicing standards for the Goldman Sachs Auto Loan Trust 2005-1 (the "Issuer") as identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS ("USAP"), to the extent such procedures are applicable as of and for the year ended December 31, 2005. The Huntington National Bank, Ford Motor Credit Company and Systems & Services Technologies, Inc. each act as a servicer on behalf of the Issuer and have agreed to comply with the minimum servicing standards.


GOLDMAN SACHS MORTGAGE COMPANY'S MINIMUM SERVICING STANDARDS:

I.  The Huntington National Bank (the "Bank")*

As of and for the year ended December 31, 2005, the Bank has complied, in all material respects, with the Bank's established minimum servicing standards for automobile loans as set forth below. The standards are based on the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS, modified to address the unique characteristics of servicing automobile loans.

A.  PAYMENTS

    1. The Bank shall ensure that payments shall be deposited into the bank accounts and related bank clearing accounts within two business days of receipt.

    2. The Bank shall ensure that payments made in accordance with the borrower's loan documents shall be posted to the applicable account records within two business days of receipt.

    3. The Bank shall ensure that payments shall be allocated to principal and interest in accordance with the loan documents.

    4. The Bank shall ensure that payments identified as loan payoffs shall be allocated in accordance with the loan documents.

B.  DISBURSEMENTS

    1. The Bank shall ensure that disbursements made via wire transfer on behalf of a borrower or investor shall be made only by authorized personnel.

    2. The Bank shall ensure that disbursements made on behalf of the borrower or investor shall be posted within two business days to the account or investor's records maintained by the servicing entity.

    3. The Bank shall ensure that amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or bank statements.

C.  INVESTOR ACCOUNTING AND REPORTING

    1. The Bank's investor reports shall agree with, or reconcile to, the Bank's records. The Bank's investor reports are sent to the investors on a monthly basis listing the total unpaid principal balance and number of loans serviced.

D.  DELINQUENCIES

The Bank shall ensure that records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

* The Huntington National Bank's minimum servicing standard related to Investor Accounting and Reporting has been revised to include the first sentence under
III. (1) above, which was inadvertently omitted from Appendix I, as previously reported.

II. Ford Motor Credit Company ("Ford Credit")

As of and for the year ended December 31, 2005, Ford Credit has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS, to the extent such procedures are applicable.

III.Systems & Services Technologies, Inc. ("SST")

As of and for the year ended December 31, 2005, SST has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS, to the extent such procedures are applicable.

                                  EXHIBIT 99.3
                    Annual Servicer's Statement of Compliance
                         (The Huntington National Bank)
                                ----------------

                         SERVICER'S ANNUAL CERTIFICATION

      The undersigned, duly authorized representative of The Huntington National Bank ("Huntington"), as servicer (the "Servicer") pursuant to the Sale and Servicing Agreement dated as of March 15, 2005 as amended from time to time (the "Sale and Servicing Agreement"), among GS Auto Loan Trust 2005-1 as issuer (the "Issuer"), Goldman Sachs Mortgage Company ("GSMC"), as seller, Goldman Sachs Asset Backed Securities Corp., as depositor (the "Depositor"), Huntington and JPMorgan Chase Bank, as indenture trustee (the "Indenture Trustee"), does hereby certify that based on the knowledge of the undersigned:

1.    Huntington is Servicer under the Sale and Servicing Agreement.

2. The undersigned is duly authorized pursuant to the Sale and Servicing Agreement to execute and deliver this certificate.

3. This certificate is delivered pursuant to Section 4.11(a) of the Sale and Servicing Agreement.

4. A review of the activities of the Servicer and of the performance of its obligations under the Sale and Servicing Agreement during the period from August 31, 2005, to and including December 31, 2005 (the "Review Period") was conducted under the supervision of the undersigned.

5. Based on such review, except as otherwise disclosed pursuant to paragraph 6 below, the Servicer has fulfilled its obligations under the Sale and Servicing Agreement during the applicable Review Period.

6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Sale and Servicing Agreement known to the undersigned to have been made during the Review Period, which sets forth in detail (i) the nature and status of each such default and (ii) the action taken by the Servicer, if any, to remedy each such default: None.

7. There is no default known to the undersigned with respect to the applicable Review Period which has not been disclosed herein.

8. The servicing information provided by the Servicer herein in respect of the Receivables, including information relating to actions of the Servicer and/or payments and other collections on and characteristics of the Receivables, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the applicable Review Period.

9. The Servicer has provided all of the reports and certificates required under Sections 4.10, 4.11 and 4.12 to the parties to which such reports and certificates are required to be provided with respect to the applicable Review Period.

      IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 1st day of March, 2006.


                                             Responsible Officer of the Servicer

                                             By: /s/ Timothy R. Barber
                                                 -------------------------------
                                             Name: Timothy R. Barber
                                             Title: Senior Vice President

                                  EXHIBIT 99.4
  Report of Independent Registered Public Accounting Firm Respect of Servicing
                         (The Huntington National Bank)
                                ----------------


                                                         Deloitte & Touche LLP
                                                         155 East Broad Street
                                                         Columbus, OH 43215-3611
                                                         USA
                                                         Tel: +1 614 221 1000
                                                         Fax: +1 614 229 4647
                                                         www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Huntington National Bank

We have examined management's assertion that The Huntington National Bank (the "Company" or the "Servicer") has complied, as of and for the year ended December 31, 2005, with its established minimum servicing standards for automobile loans described in the accompanying Management's Assertion dated March 10, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in the Appendix I (Revised).

/s/ Deloitte & Touche LLP
-------------------------
Columbus, Ohio
March 10, 2006

The Huntington National Bank
P.O. Box 1558
Columbus, Ohio 43216

                             Management's Assertion
                            ------------------------

March 10, 2006

As of and for the year ended December 31, 2005, The Huntington National Bank (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for automobile loans as set forth in Appendix I (Revised) (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing automobile loans.


/s/ Timothy Barber
-----------------------------------------------
Timothy Barber
Senior Vice-President, Credit Risk Management
The Huntington National Bank

/s/ Irving Adler
-----------------------------------------------
Irving Adler
Senior Vice President, Loan Operations Director
The Huntington National Bank

APPENDIX I

THE HUNTINGTON NATIONAL BANK'S MINIMUM SERVICING STANDARDS (Revised)*

I. PAYMENTS

     1. Payments shall be deposited into the bank accounts and related bank clearing accounts within two business days of receipt.

     2. Payments made in accordance with the borrower's loan documents shall be posted to the applicable account records within two business days of receipt.

     3. Payments shall be allocated to principal and interest in accordance with the loan documents.

     4. Payments identified as loan payoffs shall be allocated in accordance with the loan documents.

II. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a borrower or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of the borrower or investor shall be posted within two business days to the account or investor's records maintained by the servicing entity.

     3. Amounts remitted to investors per the Servicer's investor reports shall agree with cancelled checks, or other form of payment, or bank statements.

III. INVESTOR ACCOUNTING AND REPORTING

     1. The Servicer's investor reports shall agree with, or reconcile to, the Servicer's records. The Servicer's investor reports are sent to the investors on a monthly basis listing the total unpaid principal balance and number of loans serviced.

IV. DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

* The Huntington National Bank's minimum servicing standard related to Investor Accounting and Reporting has been revised to include the first sentence under III. (1) above, which was inadvertently omitted from Appendix I, as previously reported.

                                  EXHIBIT 99.5
                   Annual Servicer's Statement of Compliance
                          (Ford Motor Credit Company)
                                ----------------


Ford Motor Credit Company                                     One American Road
                                                              P.O. Box 1732
                                                              Dearborn, MI 48121


To:    GS Whole Loan Trust
       c/o Goldman, Sachs & Co.
       85 Board Street
       New York, NY 10004
       Attn: David Stiepleman


                              OFFICER'S CERTIFICATE
                        ANNUAL STATEMENT AS TO COMPLIANCE
                          ----------------------------

     The undersigned officer of Ford Motor Credit Company (the "Company"), does hereby advise you pursuant to Section 3.11(a) of the Servicing Agreement dated March 1, 2005 by and among the Company and GS Whole Loan Trust (the "Agreement") that:

1. A review of the activities of the Company and of its performance under the Agreement during the period from January 1, 2005 to December 31, 2005 has been made under my supervision.

2. Based on this review, to the best of my knowledge, the Company has fulfilled all its obligations under the Agreement during the aforementioned period.


                                              /s/ David Brandi
                                              ---------------------------
                                              David Brandi
                                              Assistant Treasurer
Dated: as of December 31, 2005

                                  EXHIBIT 99.6
         Annual Independent Accountant's Report in Respect of Servicing
                          (Ford Motor Credit Company)
                                ----------------

                                                    PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers Plaza
                                                    1900 St. Antoine Street
                                                    Detroit, MI 48226-2263
                                                    Telephone (313) 394 6000
                                                    Facsimile (313) 394 6555


                        Report of Independent Accountants


To the Board of Directors of Ford Motor Credit Company,
GS Whole Loan Trust, Purchaser:

Re: Servicing Agreement between Ford Motor Credit Company, as Servicer and GS Whole Loan Trust, as Purchaser, dated as of March 1, 2005

We have examined management's assertion about Ford Motor Credit Company and its subsidiaries' ("Ford Credit") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable to the requirements of the Agreement identified above ("minimum servicing standards") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for Ford Credit's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Ford Credit's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ford Credit's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Ford Credit's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ford Credit complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
March 13, 2006

Ford Motor Credit Company                                     One American Road
                                                              P.O. Box 1732
                                                              Dearborn, MI 48121


                  Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards


March 7, 2006

Re: Servicing Agreement between Ford Motor Credit Company, as Servicer and GS Whole Loan Trust, as Purchaser, dated as of March 1, 2005

As of and for the year ended December 31, 2005, Ford Motor Credit Company and its subsidiaries have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable to the requirements of the agreement identified above.



/s/ Terry Chenault
-----------------------------------------
Terry Chenault
President of Global Operations Technology

/s/ Neil Schloss
-----------------------------------------
Neil Schloss
Assistant Treasurer

                                  EXHIBIT 99.7
                    Annual Servicer's Statement of Compliance
                    (Systems & Services Technologies, Inc.)
                                ----------------


                   SERVICER ANNUAL STATEMENT AS TO COMPLIANCE

     I, Jorge Bernal, certify that I am a duly elected officer of SYSTEMS & SERVICES TECHNOLOGIES, INC., a corporation organized under the laws of the State of Delaware (the "Servicer"), authorized to execute and deliver this certificate in the name and on behalf of the Servicer, as required by Section 7.01 of the Servicing Agreement, dated as of October 18, 2005 (as amended, modified or supplemented from time to time, the "Servicing Agreement"), among the Servicer, and Goldman Sachs Mortgage Company, a New York limited partnership (the "Company"), and further certify in the name of and behalf of the Servicer, that:

     1. A review of the activities of the Servicer and of the performance of its obligations under the Servicing Agreement during the period with respect to the first Officer's Certificate, the period from the Closing Date to December 31, 2005 (the "Review Period") was conducted under the supervision of the undersigned.

     2. I am responsible for reviewing the activities performed by the Servicer under the Servicing Agreement and based upon my knowledge and review, and except as disclosed to the Company in this Certificate or otherwise in writing, the Servicer has fulfilled its obligations under the Servicing Agreement during the Review Period.

     3. Based on such review, to the undersigned's knowledge, the following is a description of each significant deficiency during the Review Period in the performance of the Servicer's obligations under the provisions of the Servicing Agreement, which sets forth in detail (i) the nature and status of each such deficiency and (ii) the action taken by the Servicer, if any, to remedy each such deficiency: [NA]

     4. I have reviewed all distribution of servicing reports (the "Reports") delivered by the Servicer in respect of periods included in the Review Period.

     5. Based on my knowledge, the information in these Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the applicable Review Period.

IN WITNESS WHEREOF, I have hereunto signed my name.

Dated: March 10, 2006                             By: /s/ Jorge Bernal
                                                      -------------------------
                                                  Name: Jorge Bernal
                                                  Title: Chief Operating Officer

                                  EXHIBIT 99.8
         Annual Independent Accountant's Report in Respect of Servicing
                    (Systems & Services Technologies, Inc.)
                                ----------------



                        Report of Independent Accountants

To the Board of Directors and Stockholder of Systems & Services Technologies, Inc.:

Re: Servicing Agreement between Systems & Services Technologies, Inc., as the Servicer, and GS Whole Loan Trust III, as the Company, dated as of June 28, 2005, as amended

We have examined management's assertion about Systems & Services Technologies, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable to the requirements of the Agreement identified above ("minimum servicing standards") as of and for the six month period ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the six month period ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
------------------------------
Kansas City, Missouri
March 29, 2006

                                                                       Exhibit 1


                  Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards


March 29, 2006

Re: Servicing Agreement between Systems & Services Technologies, Inc., as the Servicer, and GS Whole Loan Trust III, as the Company, dated as of June 28, 2005, as amended

As of and for the six month period ended December 31, 2005, Systems & Services Technologies, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable to the requirements of the agreement identified above; provided, however, the following USAP servicing standards do not apply: I.2; I.4; III.3; III.4; V.2; V.3; and V.4.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $50,000,000 respectively.




/s/ Glenn Estrella
---------------------------------------
Glenn Estrella, Chief Executive Officer



/s/ Bruce Schnell
---------------------------------------
Bruce Schnell, Chief Financial Officer



/s/ Jorge Bernal
---------------------------------------
Jorge Bernal, Chief Operations Officer

                                  EXHIBIT 99.9
                           Annual Aggregate Statement
                                ----------------


-----------------------------------------------------------------------------------------------------------------------------------
Ending Balance   Bond Name
-----------------------------------------------------------------------------------------------------------------------------------
Distribution
Date              A1               A2              A3            A4            B             C             D            TOTALS
-----------------------------------------------------------------------------------------------------------------------------------
9/15/05   248,975,765.32    372,061,000.00    396,354,000   110,594,000   42,793,000    42,792,000    20,408,000   1,233,977,765.32
10/17/05  198,047,431.05    372,061,000.00    396,354,000   110,594,000   42,793,000    42,792,000    20,408,000   1,183,049,431.05
11/15/05  148,944,674.22    372,061,000.00    396,354,000   110,594,000   42,793,000    42,792,000    20,408,000   1,133,946,674.22
12/15/05  106,092,624.34    372,061,000.00    396,354,000   110,594,000   42,793,000    42,792,000    20,408,000   1,091,094,624.34
TOTALS    702,060,494.93  1,488,244,000.00  1,585,416,000   442,376,000  171,172,000   171,168,000    81,632,000   4,642,068,494.93
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Interest      Bond Name
-----------------------------------------------------------------------------------------------------------------------------------
Distribution
Date           A1              A2               A3               A4              B               C            D           TOTALS
-----------------------------------------------------------------------------------------------------------------------------------
9/15/05    883,207.80     1,160,830.32    1,273,837.72      364,222.91      142,785.98      153,908.56       0.00      3,978,793.29
10/17/05   851,696.30     1,339,419.60    1,469,812.75      420,257.20      164,753.05      177,586.80       0.00      4,423,525.70
11/15/05   613,966.84     1,339,419.60    1,469,812.75      420,257.20      164,753.05      177,586.80       0.00      4,185,796.24
12/15/05   477,665.57     1,339,419.60    1,469,812.75      420,257.20      164,753.05      177,586.80       0.00      4,049,494.97
TOTALS   2,826,536.51     5,179,089.12    5,683,275.97    1,624,994.51      637,045.13      686,668.96       0.00     16,637,610.20
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Ending Balance
Factor             Bond Name
-----------------------------------------------------------------------------------------------------------------------------------
Distribution
Date             A1               A2               A3                A4                B                 C                 D
-----------------------------------------------------------------------------------------------------------------------------------
9/15/05     813.64629190    1,000.00000000    1,000.00000000    1,000.00000000    1,000.00000000   1,000.00000000    1,000.00000000
10/17/05    647.21382696    1,000.00000000    1,000.00000000    1,000.00000000    1,000.00000000   1,000.00000000    1,000.00000000
11/15/05    486.74730137    1,000.00000000    1,000.00000000    1,000.00000000    1,000.00000000   1,000.00000000    1,000.00000000
12/15/05    346.70792268    1,000.00000000    1,000.00000000    1,000.00000000    1,000.00000000   1,000.00000000    1,000.00000000
-----------------------------------------------------------------------------------------------------------------------------------


--------------------------------------
Servicing Fee
Distribution Date   Total
--------------------------------------
9/15/2005          1,152,095.30
10/17/2005         1,104,282.79
11/15/2005         1,060,858.86
12/15/2005         1,018,087.52
Grand Total        4,335,324.47
--------------------------------------

--------------------------------------
Owner Trustee Fee
Distribution Date   Total
--------------------------------------
9/15/2005                833.33
10/17/2005               833.33
11/15/2005               833.33
12/15/2005               833.33
Grand Total            3,333.32
--------------------------------------

--------------------------------------
Indenture Trustee Fee
Distribution Date   Total
--------------------------------------
9/15/2005                  0.00
10/17/2005                 0.00
11/15/2005                 0.00
12/15/2005                 0.00
Grand Total                0.00
--------------------------------------
